Form 10-K405
period 1999-12-31
FIRST SECURITY AUTO OWNER TRUST 1998-1
filed 2000-03-27
CIK 1072039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                      December 31, 1999
Commission File Number                                              333-35847-03

                   FIRST SECURITY AUTO OWNER TRUST 1998-1
            (Exact name of registrant as specified in its charter)
State of incorporation                                                  Delaware
I.R.S. Employer Identification No.                                    87-6240825
Address of principal executive offices             79 South Main, P.O. Box 30006
                                                            Salt Lake City, Utah
Zip Code                                                              84130-0006
Registrant's telephone number, including area code                (801) 246-5891

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

Part I

Item 1. Business
   The Trust has as its only assets a pool of motor vehicle instalment sales contracts and instalment loans (the loan pool) originated by the Bank. At the origination date of the Trust, the loan pool totaled $749,736,311.45.
   Interests in the Trust are divided into: Class A Notes, which constituted 95.5% of the total loan pool at origination; and Class B Notes, which constituted 4.5%.

Item 2. Properties
   The Trust was created pursuant to a Pooling and Servicing Agreement (the Agreement) dated November 4, 1998, among the Bank and Bankers Trust Company (the Trustee). The Trust is the owner of receivables and related motor vehicle collateral generated in connection with credit extensions to purchasers of such motor vehicles, primarily passenger cars and light trucks.

   The following table describes the current property of the Trust, and is a summary of the monthly reports filed previously on Form 8-K during 1999.

First Security Auto Owner Trust 1998-1
Annual Summary of Monthly Statements for Class A and Class B Noteholders

Servicer: First Security Bank, N.A.

For the Period December 24, 1998 Through December 23, 1999

                                                                       Totals

(i)  Principal Distribution                                    280,670,206.83
          Class A-1  Amount                                     58,450,020.25
          Class A-2  Amount                                    222,220,186.58
          Class A-3  Amount                                               -
          Class B Amount                                                  -
(ii)  Interest Distribution                                     26,901,387.89
          Class A-1  Amount                                        424,452.33
          Class A-2  Amount                                      7,502,427.63
          Class A-3  Amount                                     16,964,817.40
          Class B Amount                                         2,009,690.53

(iii)  Basic Servicing Fee                                       5,211,746.51

(iv)  Outstanding Advances (end of preceding collection period)  1,263,103.41

(v)  Aggregate Receivables (end of preceding collection period)660,696,331.70

(vi)  Class A-1 Note Balance (end of Collection Period)                   -
       Class A-1 Pool Factor (end of Collection Period)                   -
       Class A-2 Note Balance (end of Collection Period)         9,791,614.35
       Class A-2 Pool Factor (end of Collection Period)             0.0422052
       Class A-3 Note Balance (end of Collection Period)       336,470,000.00
       Class A-3 Pool Factor (end of Collection Period)             1.0000000
       Class B Note Balance (end of Collection Period)          33,776,311.45
       Class B Pool Factor (end of Collection Period)               1.0000000

       Total Pool Balance (end of Collection Period)           380,037,925.80

(vii)  Realized Losses                                           5,628,548.20

(viii)  Noteholders Interest Carryover Shortfall                          -
         Noteholders Principal Carryover Shortfall                        -

(ix)  Aggregate Purchase Amount of Receivables Repurchased
       by the Sellers or purchased by Servicers                    988,121.83

(x)  Reserve Account Balance                                    17,101,706.66
       Average Delinquency Ratio                                       0.7952%
       Average Net Loss Ratio                                          0.9862%
       Specified Reserve Account Balance                        17,101,706.66

   As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Noteholders during 1999 were all paid in full and on time.

   The following table shows the credit quality of the Trust's portfolio of receivables in terms of delinquency and aggregate net loss data including: the number of such contracts and their percentage of the total loan pool; and the amount of such contracts and their percentage of the total loan pool.

As of December 31, 1999:            Contracts               Amounts
Type                                  #       %                $       %
-----------------------------     -----   -----     ------------  ------
(i)    30 - 59 Days Delinquent      593   1.35%     5,189,266.25   1.37%
(ii)   60 - 89 Days Delinquent      261   0.60%     2,453,186.34   0.65%
(iii)  90 or more days Delinquent   153   0.35%     1,290,064.85   0.34%
Total 30 or More Days Delinquent  1,007   2.30%     8,932,517.44   2.36%
Cumulative Aggregate Net Losses                     4,062,994.10   0.54%

Item 3. Legal Proceedings
   There were no material legal proceedings pending at December 31, 1999 that would have a materially adverse effect on the Trust, the Bank, the Trustee, or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Notes of the Trust.

Item 4. Submission of Matters to a Vote of Security Holders
   There were no matters submitted to a vote of Noteholders in 1999.

Part II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters
   The holder of record of all the Notes as of December 31, 1999, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations. The Notes are not listed on any exchange.

Item 6. Selected Financial Data
   Omitted Per No-Action Letter dated March 21, 1989.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
   Omitted per No-Action Letter dated March 21, 1989.

Item 8. Financial Statements and Supplementary Data
   Omitted per No-Action Letter dated March 21, 1989.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial
        Disclosures
   None.

Part III

Item 10. Directors and Executive Officers
   Omitted per No-Action Letter dated March 21, 1989.

Item 11. Executive Compensation
   Omitted per No-Action Letter dated March 21, 1989.

Item 12. Security Ownership of Certain Beneficial Owners and Management
   (a) The holder of record of all of the Notes as of December 31, 1999, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations.
   (b) and (c) Because the Trust does not have any directors or officers, and since the usual meaning of control is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.

Item 13. Certain Relationships and Related Transactions
   There have been no transactions during 1999 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.

   During 1999, the Bank received a total of $5,205,541 in compensation for servicing the Trust portfolio. For its services to the Trust, the Trustee receives $5,000 for the first full year and $4,000 each year thereafter.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
   (a) Exhibit Index
      4.1, Pooling and Servicing Agreement (Ex. 4 to the Trust's Registration
        Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.) 4.2, Yield Supplement Agreement (Ex. 4 to the Trust's Registration
        Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.) 99, Officer's Certificate
   (b) Financial Statement Schedules and Reports on Form 8-K
      In lieu of audited financial statements, the Registrant issues a monthly Statement to Certificate Holders report containing aggregate financial data for each month that the Trust was in operation. These are reported on Form 8-K. These reports are not audited.

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

FIRST SECURITY AUTO OWNER TRUST 1998-1

By
FIRST SECURITY BANK, N.A.
(Seller and Servicer)



/s/ Brad D. Hardy                                         March 27, 2000
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Executive Vice President Corporate Services
General Counsel, Chief Financial Officer, and Secretary
First Security Corporation
(Authorized Officer)

Exhibit 99
OFFICER'S CERTIFICATE

FIRST SECURITY CORPORATION
Brad D. Hardy
Executive Vice President Corporate Services
General Counsel, Chief Financial Officer, and Secretary

Pei Yan Huang
Client Services Administrator
Bankers Trust Company
Corporate Trust & Agency Group
Four Albany Street, 10th Floor
New York, New York 10006

Dear Ms. Huang:

   This letter serves as the Officer's Certificate according to Section 3.10 of the Pooling and Servicing Agreement dated November 4, 1998 for the First Security Auto Owner Trust 1998-1.
   In accordance with Section 3.10:
   (i) a review of the activities First Security Bank, N.A. (the Bank) with respect to its servicing for the period of December 24, 1998 Through December 23, 1999 and the performance of its obligations under this Agreement has been made under such officer's supervision; and
   (ii) to the best of such officer's knowledge, based on such review, the Bank has fulfilled all of its obligations under this Agreement throughout this period, and there are no known defaults of the Bank under the Pooling and Servicing Agreement.
   Please contact us if you have any questions.

Sincerely,



/s/ Brad D. Hardy                                         March 27, 2000
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Executive Vice President Corporate Services
General Counsel, Chief Financial Officer, and Secretary
First Security Corporation
(Authorized Officer)